Form 10-Q
period 2014-03-29
Pentair plc
filed 2014-05-13
CIK 1594420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-192961
Pentair plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1141328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

P.O. Box 471 Sharp Street Walkden Manchester M28 8BU United Kingdom
(Address of principal executive offices)
Registrant’s telephone number, including area code: +44-161-703-1885
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 29, 2014, 40,000 shares of Registrant’s ordinary shares were outstanding.

Pentair plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc
Statement of Operations and Comprehensive Loss (Unaudited)

Three months ended March 29, 2014
Net sales	$—

Other (income) expense:
Interest expense	6,382
Interest income	(395)
Loss before provision for income taxes	(5,987)
Provision for income taxes	—
Net loss	$(5,987)
Comprehensive loss	$(5,987)
Loss per ordinary share
Basic	$(0.15)
Diluted	$(0.15)
Weighted average ordinary shares outstanding
Basic	40,000
Diluted	40,000

See accompanying notes to financial statements.

Pentair plc
Balance Sheets

	March 29, 2014	December 31, 2013

	(unaudited)
Assets
Current assets
Related party loan receivable	$54,620	$54,620
Interest receivable	462	67
Total current assets	55,082	54,687
Total assets	$55,082	$54,687
Liabilities and Shareholders' Deficit
Current liabilities
Related party debt	$1,848,126	$1,848,126
Interest payable	7,326	944
Total current liabilities	1,855,452	1,849,070
Shareholders' deficit
Ordinary shares, €1.00 par value, 10,000,000 authorized and 40,000 outstanding as of March 29, 2014 and December 31, 2013	53,752	53,752
Accumulated deficit	(1,854,122)	(1,848,135)
Total shareholders' deficit	(1,800,370)	(1,794,383)
Total liabilities and shareholders' deficit	$55,082	$54,687

See accompanying notes to financial statements.

Pentair plc
Statement of Cash Flows (Unaudited)

Three months ended March 29, 2014
Operating activities
Net loss	$(5,987)
Changes in assets and liabilities
Interest receivable	(395)
Interest payable	6,382
Net cash provided by (used for) operating activities	—
Change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

See accompanying notes to financial statements.

Pentair plc
Notes to financial statements (unaudited)

1.    Basis of Presentation and Responsibility for Interim Financial Statements
The accompanying unaudited financial statements of Pentair plc (“we,” “us,” “our,” or “the Company”) have been prepared following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results.
The interim period results are not necessarily indicative of the results to be expected for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
The financial statements are presented in United States dollars ("USD"), which is the Company's functional currency.
2.    General Information
Pentair plc is a public limited company incorporated in Ireland on November 28, 2013. The Company was incorporated with seven subscribers contributing total initial share capital of $53,752 (€40,000) in exchange for 40,000 ordinary shares of €1.00 par value (the "Euro Shares").
On December 5, 2013, Pentair Ltd. acquired 39,994 Euro Shares for cash consideration.
On December 10, 2013, the Board of Directors of Pentair Ltd. unanimously approved a Merger Agreement, dated December 10, 2013, between us and Pentair Ltd. (the "Merger Agreement"). If the shareholders of Pentair Ltd. approve the Merger Agreement, Pentair Ltd. will merge with and into us with Pentair plc as the survivor (the "Merger"), thereby changing the jurisdiction of the organization of the parent company from Switzerland to Ireland. In connection with the completion of the Merger, we will issue one ordinary share of $0.01 par value (the "Ordinary Shares") to shareholders of Pentair Ltd. for each Pentair Ltd. common share held immediately prior to the Merger and all common shares of Pentair Ltd. will be canceled.
The Merger is subject to Pentair Ltd. shareholder approval of the Merger Agreement and certain other conditions. Pentair Ltd.’s shareholders will be asked to vote to approve the Merger Agreement at an extraordinary general meeting of shareholders to be held on May 20, 2014.
3.     Share Capital
The authorized share capital of the Company consists of €10,000,000 divided into 10,000,000 Euro Shares. There were 40,000 Euro Shares issued and outstanding as of March 29, 2014 and December 31, 2013.
Prior to the completion of the Merger, we intend to amend and restate our Articles of Association (the "Amended Articles") to provide for an authorized share capital of $4,260,000 divided into 426,000,000 Ordinary Shares and €40,000 divided into 40,000 Euro Shares. In accordance with the Amended Articles, the holders of the Ordinary Shares will be entitled to dividends, have voting rights and participate pro rata in the total assets of the Company in the event of its liquidation.
Upon completion of the Merger, we will acquire and cancel the 40,000 Euro Shares for no consideration and only the Ordinary Shares will remain issued and outstanding.
4.    Guarantees
Pentair Ltd. is a guarantor of an unsecured, committed revolving credit facility with initial maximum aggregate availability of up to $1.45 billion ("Credit Facility"). In anticipation of the Merger, Pentair Finance S.A. ("PFSA"), a 100-percent owned subsidiary of Pentair Ltd., entered into a First Amendment and Consent (the "Amendment") to the Credit Facility on April 22, 2014.  Pursuant to this amendment, the lenders under the Credit Facility consented to the Merger and related transactions, and PFSA agreed the Company and Pentair Investments Switzerland GmbH, a newly-formed Swiss company that will be a subsidiary of Pentair plc and the parent of PFSA after the Merger ("New Swissco") would become guarantors under the Credit Facility effective upon the completion of the Merger.  The Amendment requires us and New Swissco to execute and deliver an Assumption and Accession Agreement to the lenders in connection with the Merger to evidence our addition as guarantors. Additionally, effective upon completion of the Merger, we will become a guarantor of the PFSA and Pentair, Inc. senior notes that are currently outstanding with an aggregate principal amount of $2.0 billion as of March 29, 2014.

Pentair plc
Notes to financial statements (unaudited)

5.     Related Party Transactions
In December 2013, we borrowed $1,848,126 under a Deposit and Cash Management Agreement with PFSA, which we used to pay a registration fee of the same amount to the SEC in conjunction with the registration with the SEC of our Ordinary Shares that will be issued to holders of Pentair Ltd. common shares at the closing of the Merger. The agreement bears interest at a variable rate and the average interest rate for the three months ended March 29, 2014 was 1.38 percent.
Additionally, in December 2013, we lent $54,620 to a subsidiary of Pentair Ltd. at a fixed annual rate of interest of 3 percent. This loan matures in December 2014.
6.    Income Taxes
Upon completion of the Merger, we intend to manage our affairs so that we are centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have our tax residency in the U.K. The corporate income tax rate for the three months ended March 29, 2014 in the U.K. was 23%. The net loss for the three months ended March 29, 2014 is not deductible for tax purposes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully complete the Merger (as defined below) and achieve the expected benefits from the Merger; the impact of changes in laws and regulations; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including in our Registration Statement on Form S-4. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc ("we," "our," "us," or "the Company") is a public limited company incorporated in Ireland on November 28, 2013.
On December 10, 2013, the Board of Directors of Pentair Ltd. unanimously approved a Merger Agreement, dated December 10, 2013, between us and Pentair Ltd. (the "Merger Agreement"). If the shareholders of Pentair Ltd. approve the Merger Agreement, Pentair Ltd. will merge with and into us with Pentair plc as the survivor (the "Merger"), thereby changing the jurisdiction of the organization of the parent company from Switzerland to Ireland. In connection with the completion of the Merger, we will issue one ordinary share of $0.01 par value (the "Ordinary Shares") to shareholders of Pentair Ltd. for each Pentair Ltd. common share held immediately prior to the Merger and all common shares of Pentair Ltd. will be canceled.
Upon completion of the Merger, we intend to manage our affairs so that we are centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have our tax residency in the U.K. We will continue to own and conduct the same businesses as Pentair Ltd. owned and conducted prior to the Merger, except that we will replace Pentair Ltd. as the publicly-traded parent company. We will remain subject to SEC reporting requirements and the applicable corporate governance rules of the New York Stock Exchange ("NYSE").
The Merger is subject to Pentair Ltd. shareholder approval of the Merger Agreement and certain other conditions. Pentair Ltd.’s shareholders will be asked to vote to approve the Merger Agreement at an extraordinary general meeting of shareholders to be held on May 20, 2014.
We anticipate that having our publicly-traded parent company incorporated in Ireland and tax residency in the U.K. will provide us the following benefits:

•	We will be subject to a legal and regulatory structure in a jurisdiction with a well-developed legal system and corporate law with established standards of corporate governance.

•	The U.K. has a developed, stable and internationally competitive tax system.

•
The legal requirements we will be subject to as a company incorporated in Ireland, listed on the NYSE and subject to SEC disclosure and shareholder voting requirements, strike the right balance between robust external governance oversight and regulation of our executive and director pay practices and the ability of our compensation committee, consisting of independent directors, to determine executive compensation to provide incentives to our executive management and to offer competitive salaries and benefits.

RESULTS OF OPERATIONS
Pentair plc was incorporated to facilitate Pentair Ltd.'s change in jurisdiction of organization from Switzerland to Ireland. As of March 29, 2014, the Merger had not yet been approved by Pentair Ltd.'s shareholders and we have no products or customers, such that we do not generate sales revenue.
Our net loss of $5,987 for the three months ended March 29, 2014 was the result of interest expense incurred on debt held with a related party, partially offset by interest income earned on a related party loan receivable.

The corporate income tax rate for the three months ended March 29, 2014 in the U.K. was 23%. The net loss for the three months ended March 29, 2014 is not deductible for tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Net cash flows from operating activities were $0 for the three months ended March 29, 2014.
Operating cash flows were the result of a net loss of $5,987 for the three months ended March 29, 2014, offset by changes in current assets and current liabilities due to interest expense incurred and interest income earned during the same period.
ITEM 4.    CONTROLS AND PROCEDURES
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Principal Executive Officer and our Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 29, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 29, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

PART II OTHER INFORMATION

ITEM 1A.    RISK FACTORS
You should carefully consider all of the information in this document and the following risk factors before making an investment decision regarding our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the actual outcome of matters as to which forward-looking statements are made in this document. While we believe we have identified and discussed below the material risks affecting us, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition, results of operations and cash flows in the future.
The anticipated benefits of the Merger may not be realized.
We may not realize the benefits we anticipate from the Merger. Our failure to realize those benefits could have an adverse effect on our business, results of operations or financial condition.
A change in our tax residency could have a negative effect on our future profitability and taxes on dividends.
Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Under current U.K. legislation, a company that is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Where a company is treated as a tax resident under the domestic laws of both the U.K. and Ireland then the provisions of article 4(3) of the Double Tax Convention between Ireland and the U.K. provide that such enterprise shall be treated as resident only in the jurisdiction in which its place of effective management is situated. Upon completion of the Merger, we intend to manage our affairs so that it is centrally managed and controlled in the U.K. and therefore have our tax residency only in the U.K. However, we cannot assure you that we will continue to be resident only in the U.K. for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become resident in a jurisdiction other than the U.K. If we were considered to be a tax resident of Ireland, we could become liable for Irish corporation tax and any dividends paid by us could be subject to Irish dividend withholding tax.
We will remain subject to changes in law and other factors after the Merger that may not allow us to maintain a worldwide effective corporate tax rate that is competitive in our industry.
While we believe that the Merger should not affect our ability to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be after the Merger because of, among other things, uncertainty regarding tax policies of the jurisdictions where we will operate. Also, the tax laws of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. In particular, legislative action could be taken by the U.S., the U.K., Ireland or the European Union which could override tax treaties upon which we expect to rely and adversely affect our effective tax rate. As a result, our actual effective tax rate may be materially different from our expectations.
We will seek Irish High Court approval of the creation of distributable reserves. We expect this will be forthcoming but cannot guarantee this.
Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of "distributable reserves," which we will not have immediately following the closing of the Merger. The creation of distributable reserves by way of a capital reduction requires the approval of the Irish High Court and, in connection with seeking such court approval, Pentair Ltd. shareholders are being asked to approve the creation of distributable reserves for us (through the reduction of our share premium account). The approval of the Irish High Court is expected within approximately six to ten weeks following the closing. We are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves. However, the issuance of the required order is a matter for the discretion of the High Court. There will also be no guarantee that the approval of the reserve by the Pentair Ltd. shareholders will be obtained. Approval of the creation of distributable reserves by the Irish High Court may also take substantially longer than we anticipate. In the event that distributable reserves are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted by us under Irish law until such time as the group has created sufficient distributable reserves from its trading activities.

Transfers of our ordinary shares may be subject to Irish stamp duty.
For the majority of transfers of our shares, there will not be any Irish stamp duty. However, Irish stamp duty will become payable in respect of certain share transfers occurring after the completion of the Merger. A transfer of our shares from a seller who holds shares beneficially (i.e. through The Depository Trust Company (the "DTC")) to a buyer who holds the acquired shares beneficially will not be subject to Irish stamp duty (unless the transfer involves a change in the nominee that is the record holder of the transferred shares). A transfer of our shares by a seller who holds shares directly (i.e. not through the DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through the DTC (or vice versa) without giving rise to Irish stamp duty provided that the shareholder has confirmed to our transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and the transfer is not in contemplation of a sales of the shares.
Because of the potential Irish stamp duty on transfers of our shares, we strongly recommend that all directly registered Pentair Ltd. shareholders open broker accounts so they can transfer their shares into a broker account as soon as possible, and in any event prior to completion of the Merger. We also strongly recommend that any person who wishes to acquire our shares after completion of the Merger acquire such shares through the DTC or another securities depository.
We currently intend to pay, or cause one of our affiliates to pay, stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases we may, in our absolute discretion, pay or cause one of our affiliates to pay any stamp duty. Our articles of association as they will be in effect after the Merger provide that, in the event of any such payment, we (i) may seek reimbursement from the buyer, (ii) will have a lien against our shares acquired by such buyer and any dividends paid on such shares and (iii) may set-off the amount of the stamp duty against future dividends on such shares. Parties to a share transfer may assume that any stamp duty arising in respect of a transaction in our shares has been paid unless one or both of such parties is otherwise notified by us.
Our ordinary shares, received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisition tax ("CAT") could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be registered as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax free threshold of €225,000 per lifetime in respect of taxable gifts or inheritances received from their parents.
If our ordinary shares are not eligible for deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.
The facilities of the DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms.
Upon the completion of the Merger, our ordinary shares will be eligible for deposit and clearing within the DTC system. We expect to enter into arrangements with the DTC whereby we will agree to indemnify the DTC for any stamp duty and/or Stamp Duty Reserve Tax that may be assessed upon it as a result of its service as a depository and clearing agency for our ordinary shares.
The DTC is not obligated to accept our ordinary shares for deposit and clearing within its facilities at the closing and, even if the DTC does initially accept our ordinary shares, it will generally have discretion to cease to act as a depository and clearing agency for our ordinary shares. If the DTC determined prior to the completion of the Merger that our ordinary shares are not eligible for clearance with the DTC system, then we would not expect to complete the transactions contemplated by the proxy statement/prospectus in their current form. However, if the DTC determined at any time after the completion of the Merger that our shares were not eligible for continued deposit and clearance within its facilities, then we believe our ordinary shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the Standard & Poor's 500 Index and trading in our ordinary shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of our ordinary shares.
The U.K.'s controlled foreign company legislation may apply to us.
We are seeking confirmation from HM Revenue and Customs that either we will not be subject to the U.K.'s controlled foreign company ("CFC") legislation because we do not satisfy the "gateway" test or that the rules have no material effect because any chargeable profits which pass through the "gateway" benefit from an applicable exemption.
Broadly, the U.K.'s CFC rules may subject to U.K. corporation tax profits in non-U.K. tax resident subsidiaries which pass through a "gateway". Although the rules are complex, profits of a non-U.K. tax resident company should not pass through the "gateway" unless the profits have been artificially diverted from the U.K.

The rules should therefore not apply to ordinary trading activities outside the U.K. In relation to a finance company, if profits pass through the "gateway", specific exemptions apply including the "matched interest" rules which broadly speaking will exempt profits from the U.K. CFC rules if U.K. members of our company do not have net finance expenses as determined by the U.K.'s worldwide debt cap rules.
Upon completion of the Merger, we intend to manage our affairs so that the U.K. CFC rules do not result in any material U.K. corporation tax liability. The treatment is intended to be discussed and agreed with HM Revenue and Customs, but if such agreement is not received and the U.K.'s CFC rules do indeed apply, this may adversely affect our effective tax rate.
Pentair Ltd. may choose to abandon the Merger.
Pentair Ltd. may decide to abandon the Merger at any time prior to the extraordinary general meeting of Pentair Ltd. shareholders to be held on May 20, 2014 where they will seek shareholder approval of the Merger Agreement (the "Extraordinary General Meeting"), and in some circumstances, after obtaining shareholder approval at Pentair Ltd.'s Extraordinary General Meeting. After the Merger Agreement is approved by Pentair Ltd.'s shareholders, Pentair Ltd. anticipates filing the application to effect the Merger, unless one of the conditions to completing the Merger fails to be satisfied and such failure would have a material adverse effect on the Merger.
ITEM 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2014.

PENTAIR PLC
Registrant

By	/s/ Angela D. Lageson
Angela D. Lageson
Principal Executive Officer

By	/s/ Christopher R. Oster
Christopher R. Oster
Principal Financial Officer

Exhibit Index to Form 10-Q for the Period Ended March 29, 2014

2
Merger Agreement, dated December 10, 2013, between Pentair Ltd. and Pentair plc (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 10, 2013 (File No. 011-11625)).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Statement of Operations and Comprehensive Loss for the three months ended March 29, 2014, (ii) the Balance Sheets as of March 29, 2014 and December 31, 2013, (iii) the Statement of Cash Flows for the three months ended March 29, 2014 and (iv) Notes to Financial Statements.